Form 10QSB
period 2002-03-31
INTERBANK CAPITAL CORP
filed 2002-05-15
CIK 1109324

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at March 31, 2002
Common Stock, par value $0.001                     6,454,360


                        ITEM 1.  FINANCIAL STATEMENTS

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)

                                BALANCE SHEET


                                   ASSETS
                                                         March 31,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,454,360 and 6,405,000 issued and
   outstanding at March 31, 2002 and 2001               6,454          6,405

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,454)        (6,405)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                March 3, 2000
                                                               (Inception) to
                                  Three Months  Three Months   March 31, 2002
                                  Ended March  Ended March 31,
                                    31, 2002        2001
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                              0              300          6,454
                                  -----------      -----------    -----------
TOTAL EXPENSES                              0              300          6,454
                                  -----------      -----------    -----------
NET (LOSS)                        $         0      $     (300)    $   (6,454)
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,454,360        6,405,000      6,454,360
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                               March 31, 2002
                                 (Unaudited)

                                                                 March 3,
                                       Three     Three Months      2000
                                      Months      Ended March   (Inception)
                                    Ended March    31, 2001    to March 31,
                                     31, 2002                      2002
Cash Flows from
Operating Activities:
  Net (loss)                         $        0    $     (300)  $   (6,454)
  Stock issued for services                   0              0        5,000
  Stock issued to convert debt to
equity                                        0              0        1,454

Changes in assets and
Liabilities:
  Officers Advances                           0        (1,105)            0
                                    -----------    -----------  -----------
Net cash (used) in
operating activities                          0        (1,405)            0

Cash Flows from
Investing Activities:                         0              0            0

Cash Flows from
Financing Activities                          0          1,405            0
                                    -----------    -----------  -----------
Net increase in cash                          0              0            0

Cash,
beginning of period                           0              0            0
                                    -----------    -----------  -----------
Cash,
end of period                       $         0    $         0  $         0
                                    ===========    ===========  ===========
Supplemental Disclosure
 Interest Paid                      $         0    $         0  $         0
                                    ===========    ===========  ===========
 Taxes Paid                         $         0    $         0  $         0
                                    ===========    ===========  ===========
Non-Cash Transactions
 Number of Shares
  issued for services                         0              0    5,000,000
                                    ===========    ===========  ===========
Number of Shares issued
 To convert debt to equity                    0              0    1,454,360
                                    ===========    ===========  ===========

  The accompanying notes are an integral part of these financial statements

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

     Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

ITEM 2.  CHANGES IN SECURITIES
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          See Exhibit Table on page E-1
     (b)  8-K - None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTERBANK CAPITAL CORP.


                         By:/s/ Anthony DeMint
                              Anthony N. DeMint, President


Dated:    May 15, 2002

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