Form 10QSB
period 2002-09-30
INTERBANK CAPITAL CORP
filed 2002-10-28
CIK 1109324

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2002
Common Stock, par value $0.001                     6,504,370


                        ITEM 1.  FINANCIAL STATEMENTS

                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)
                                BALANCE SHEET


                                   ASSETS
                                                       September 30,
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
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,504,370 and 6,440,300 issued and
   outstanding at September 30, 2002 and 2001           6,504          6,440

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,504)        (6,440)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========




  The accompanying notes are an integral part of these financial statements


                         INTERBANK CAPITAL CORP.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                       Three      Three      Nine       Nine       March 3,
                      Months     Months     Months     Months        2000
                       Ended      Ended     Ended       Ended     (Inception)
                     September  September September   September  to September
                     30, 2002   30, 2001   30, 2002   30, 2001     30, 2002
INCOME
Revenue             $       0     $      0   $      0   $       0   $        0
                    ---------     --------   --------   ---------   ----------
EXPENSE
General and
Administrative            28           13         50         335        6,504
                    ---------     --------   --------   ---------   ----------
TOTAL EXPENSES            28           13         50         335        6,504
                    ---------     --------   --------   ---------   ----------
NET (LOSS)          $    (28)     $   (13)   $   (50)   $   (335)   $  (6,504)
                    =========     ========   ========   =========   ==========
Net Loss
Per Weighted Share  $   (.00)     $  (.00)   $  (.00)   $   (.00)   $    (.00)
                    =========     ========   ========   =========   ==========
Weighted average
number of common
shares outstanding  6,504,370    6,440,300  6,504,370   6,440,300    6,504,370
                    =========    =========  =========   =========   ==========

  The accompanying notes are an integral part of these financial statements


                           INTERBANK CAPITAL CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                          Three     Three     Nine       Nine      March 3,
                         Months    Months    Months     Months       2000
                          Ended     Ended     Ended      Ended    (Inception)
                        September September September  September      to
                        30, 2002  30, 2001  30, 2002   30, 2001    September
                                                                   30, 2002
Cash Flows from
Operating Activities:
  Net (loss)              $  (28)   $  (13)  $   (50)    $  (335)  $  (6,504)
  Stock issued for
services                        0         0         0           0       5,000
  Stock issued to
convert debt to equity         28        13        50       1,440       1,504

Changes in assets and
Liabilities:
  Officers Advances             0         0         0     (1,105)           0
                          -------   -------  --------   ---------  ----------
Net cash (used) in
operating activities            0         0         0           0           0

Cash Flows from
Investing Activities:           0         0         0           0           0

Cash Flows from
Financing Activities            0         0         0           0           0
                          -------   -------  --------    --------  ----------
Net increase in cash            0         0         0           0           0

Cash,
beginning of period             0         0         0           0           0
                          -------   -------  --------   ---------  ----------
Cash,
end of period             $     0   $     0  $      0    $      0  $        0
                          =======   =======  ========    ========  ==========
Supplemental Disclosure
 Interest Paid            $     0   $     0  $      0    $      0  $        0
                          =======   =======  ========    ========  ==========
 Taxes Paid               $     0   $     0  $      0    $      0  $        0
                          =======   =======  ========    ========  ==========
Non-Cash Transactions
 Number of Shares
  issued for services          0          0         0           0   5,000,000
                         =======    =======  ========    ========   =========
Number of Shares issued
 To convert debt to
equity                    28,130     13,240    50,010   1,440,300   1,504,370
                        ========    =======  ========    ========   =========


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

     On September 30, 2002 the Company issued an officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity of $28.13. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Attestation of President and Chief Financial Officer as to our internal controls

     Our President/Chief Financial Officer, Anthony N. DeMint, has evaluated the effectiveness of our internal controls and have found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

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


                         INTERBANK CAPITAL CORP.


                         By:/s/ Anthony DeMint
                              Anthony N. DeMint, President


Dated:    October 28, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Interbank Capital Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony N. DeMint, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of July 1, 2002 through September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  October 28, 2002

/s/ Anthony DeMint                      /s/ Anthony DeMint
Anthony N. DeMint, President            Anthony  N.  DeMint, Chief Accounting
                                        Officer

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