Form 10QSB
period 2004-09-30
INTERBANK CAPITAL CORP
filed 2004-11-12
CIK 1109324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2004
Common Stock, par value $0.001	8,654,370

ITEM 1. FINANCIAL STATEMENTS

INTERBANK CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

ASSETS
September 30, 2004(Unaudited)
CURRENT ASSETS	$ 0

TOTAL CURRENT ASSETS	0

OTHER ASSETS	0

TOTAL OTHER ASSETS	0

$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$0

TOTAL CURRENT LIABILITIES	0

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
8,654,370 issued and
outstanding at 9/30/04	8,654

Additional paid-in capital	0

(Deficit) accumulated during
development stage	(8,654)

TOTAL STOCKHOLDERS' EQUITY	0

$ 0

The accompanying notes are an integral part of these financial statements.

INTERBANK CAPITAL CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30, 2004
	2004	2003	2004	2003
INCOME
Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative
Organization Cost Expense	250	100	1,250	700	8,654

TOTAL EXPENSES	250	100	1,250	700	8,654

NET (LOSS)	$ (250)	$ (100)	$ (1,250)	$ (700)	$ (8,654)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average
number of common
shares outstanding	8,654,370	7,304,370	8,654,370	7,304,370

The accompanying notes are an integral part of these financial statements.

INTERBANK CAPITAL CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30, 2004
	2004	2003
Cash Flows from
Operating Activities:
Net (loss)	$ (1,250)	$ (700)	$ (8,654)
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	1,250	700	3,654

Changes in assets and
Liabilities:
Officers Advances	0	0	0

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0

Net Cash (used) in
Investing activities	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash beginning of period	0	0	0

Cash end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	1,250,000	700,000	3,654,370

The accompanying notes are an integral part of these financial statements.

INTERBANK CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended September 30, 2004 of $(8,654). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - STOCKHOLDERS EQUITY

On September 29, 2004, the Company issued the sole officer of the Company 250,000 shares of its $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

INTERBANK CAPITAL CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

ITEM 2. PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2004, the Company issued the sole officer of the Company 250,000 shares of its $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

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

INTERBANK CAPITAL CORP.

By: /s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated: November 10, 2004

EXHIBIT TABLE

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed in Form 10SB filed on March 23, 2000

**Filed Herewith