Form 10QSB
period 2005-06-30
INTERBANK CAPITAL CORP
filed 2005-08-10
CIK 1109324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 9,654,370 shares.

ITEM 1.	FINANCIAL STATEMENTS

Interbank Capital Corp.

(a development stage company)

Balance Sheet

June 30,
2005
Assets
Current assets:
Cash	$—
Total current assets	—

$—

Liabilities and Stockholders' Equity
Current liabilities - related party	$—

Stockholders' Equity
Preferred stock, $0.001 par value 5,000,000 shares authorized zero issued and Outstanding	—

Common stock, $0.001 par value, 20,000,000 shares authorized; 9,654,370 issued and outstanding	9,654

(Deficit) accumulated during development stage	(9,654)
—

$—

The accompanying notes are an integral part of these financial statements

Interbank Capital Corp.

(a development stage company)

Statements of Operations

For the Three and Six Months Ending June 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to June 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,		March 3, 2000 (Inception) to June 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	—	250	750	1,000	9,654
Total expenses	—	250	750	1,000	9,654

Net (loss)	$—	$(250)	$(750)	$(1,000)	$(9,654)

Weighted average number of common shares outstanding - basic and fully diluted	9,548,206	8,404,370	9,548,206	8,404,370

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these financial statements

Interbank Capital Corp.

(a development stage company)

Statements of Cash Flows

For the Six Months Ending June 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to June 30, 2005

	Six Months Ended June 30,		March 3, 2000 (Inception) to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(750)	$(1,000)	$(9,654)
Stock issued for services	—	—	5,000
Conversion of debt to equity	1,000	1,000	4,654
Changes in assets and liabilities
Note payable - related party	(250)	—	—
Net cash (used) by operating activities	—	—	—

Cash flows from investing activities:
Organization costs	—	—	—
Net Cash (used) in Investing activities	—	—	—

Net (decrease) increase in cash	—	—	—
Cash -beginning	—	—	—
Cash - ending	$—	$—	$—

Supplemental disclosure
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Number of shares issued for services	—	—	5,000,000
Number of shares issued to convert debt to equity	1,000,000	1,000,000	4,654,370

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended June 30, 2005 of $9,654. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

NOTE 3 - STOCKHOLDERS EQUITY

On January 14, 2005, the Company issued the sole officer of the Company 250,000 shares of its $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

On February 16, 2005, the Company issued the sole officer of the Company 750,000 shares of its $.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

Interbank Capital Corp.

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

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We meet the definition of a “blank check” company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

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

On May 16, 2005 we appointed Weaver & Martin, LLC as our independent accountants for the year ending December 31, 2005.

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

On January 14, 2005, we issued Mr. DeMint 250,000 shares of our $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

On February 16, 2005, we issued Mr. DeMint 750,000 shares of our $.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

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

INTERBANK CAPITAL CORP.

By:/s/ Anthony DeMint

Anthony N. DeMint, President

Dated:	August 9, 2005