Form 10QSB
period 2005-09-30
INTERBANK CAPITAL CORP
filed 2005-11-03
CIK 1109324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Issuer’s telephone number, including area code: (702) 866-5839

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X       No

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 9,654,370 shares.

ITEM 1.	FINANCIAL STATEMENTS

Interbank Capital Corp.

(a development stage company)

Balance Sheet

September 30,
2005
Assets
Current assets:
Cash	$—
Total current assets	—

$—

Liabilities and Stockholders’ Equity
Current liabilities – related party	$—

Stockholders’ Equity
Preferred stock, $0.001 par value 5,000,000 shares authorized zero issued and Outstanding	—

Common stock, $0.001 par value, 20,000,000 shares authorized; 9,654,370 issued and outstanding	9,654

(Deficit) accumulated during development stage	(9,654)
—

$—

The accompanying notes are an integral part of these financial statements

Interbank Capital Corp.

(a development stage company)

Statements of Operations

For the Three and Nine Months Ending September 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	—	250	750	1,250	9,654
Total expenses	—	250	750	1,250	9,654

Net (loss)	$—	$(250)	$(750)	$(1,250)	$(9,654)

Weighted average number of common shares outstanding – basic and fully diluted	9,548,206	8,654,370	9,548,206	8,654,370

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Interbank Capital Corp.

(a development stage company)

Statements of Cash Flows

For the Nine Months Ending September 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to September 30, 2005

	Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(750)	$(1,250)	$(9,654)
Stock issued for services	—	—	5,000
Conversion of debt to equity	1,000	1,250	4,654
Changes in assets and liabilities
Note payable – related party	(250)	—	—
Net cash (used) by operating activities	—	—	—

Cash flows from investing activities:
Organization costs	—	—	—
Net Cash (used) in Investing activities	—	—	—

Net (decrease) increase in cash	—	—	—
Cash -beginning	—	—	—
Cash - ending	$—	$—	$—

Supplemental disclosure
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Number of shares issued for services	—	—	5,000,000
Number of shares issued to convert debt to equity	1,000,000	1,250,000	4,654,370

The accompanying notes are an integral part of these financial statements

Interbank Capital Corp.

(a development stage company)

Notes

NOTE 1 – BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended September 30, 2005 of $9,654. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – STOCKHOLDERS EQUITY

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

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*Filed in Form 10-SB filed on March 23, 2000

**Filed Herewith

(b)	8-K Filed on February 16, 2005 – Beckstead and Watts, LLP Auditor’s Resignation.
(c)	8-K filed on May 19, 2005 – Engagement of Weaver & Martin, LLC as Independent Auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERBANK CAPITAL CORP.

By:/s/ Anthony DeMint

Anthony N. DeMint, President

Dated:	November 1, 2005